Form 10-Q
period 1998-05-02
COUNTY SEAT STORES INC
filed 1998-06-15
CIK 910112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended May 2, 1998

                                       OR

( ) TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
         _______________

                         Commission File Number: 0-23913

                            COUNTY SEAT STORES, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                           41-1272706
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                               Identification No.)

                         469 Seventh Avenue, 11th Floor
                            New York, New York 10018
                                 (212) 714-4800
    (Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [ X ]     No [   ]

The number of shares of each of the issuers classes of Common Stock, outstanding as of June 10, 1998 was 20,000,000 shares of Common Stock.

                            COUNTY SEAT STORES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at May 2, 1998 (Unaudited)
          And January 31, 1998                                                                      2

          Consolidated Statements of Operations (Unaudited) for the
          thirteen weeks ended May 2, 1998 and May 3, 1997                                            3

          Consolidated Statements of Cash Flows (Unaudited) for the
          thirteen weeks ended May 2, 1998 and May 3, 1997                                            4

          Notes to Consolidated Financial Statements                                                5

Item 2.   Management's Discussion and Analysis of Financial                                         8
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          Not Applicable

PART II.   OTHER INFORMATION                                                                       11

Signatures                                                                                         12


                    County Seat Stores, Inc. and Subsidiary
                           Consolidated Balance Sheet
                  (Amounts in Thousands, Except Share Amounts)

                                                                                 May 2,
                                                                                  1998                 January 31,
                                                                               (Unaudited)                1998
                                                                                ---------               ---------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                       $4,078                 $22,235
  Restricted cash in security account                                             11,947                  11,830
  Receivables                                                                      4,695                   3,530
  Merchandise inventories                                                         62,041                  55,785
  Prepaid expenses                                                                 6,147                   6,291
                                                                                ---------               ---------
    Total current assets                                                          88,908                  99,671
                                                                                ---------               ---------
Property and equipment, net                                                       33,640                  32,651
                                                                                ---------               ---------

Other Assets:
  Debt issuance costs                                                              7,779                   8,013
  Restricted cash in security account                                                -                     5,396
  Reorganization value in excess of amounts allocated to identified assets        65,259                  62,961
  Other                                                                              348                     384
                                                                                ---------               ---------
    Total other assets                                                            73,386                  76,754
                                                                                ---------               ---------
                                                                                $195,934                $209,076
                                                                                ---------               ---------
                                                                                ---------               ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilites:
  Borrowings under credit agreement                                               $4,230                $    -
  Current maturities of long-term debt                                             1,859                   2,475
  Accounts payable                                                                18,878                  21,252
  Accrued expenses                                                                15,102                  16,462
  Accrued reorganization costs                                                     2,593                   7,036
                                                                                ---------               ---------
    Total current liabilites                                                      42,662                  47,225
                                                                                ---------               ---------

Long-Term Liabilities:
  Long-term debt                                                                  77,904                  77,632
  Other long-term liabilities                                                      1,864                   1,600

Shareholders' Equity:

  Common stock: par value $.01 per share; 40,000,000 shares
    authorized, 20,000,000 issued and outstanding                                    200                     200
  Paid-in capital in excess of par value                                          77,865                  77,865
  Retained Earnings (accumulated deficit)                                         (4,561)                  4,554
                                                                                ---------               ---------
    Total shareholders' equity                                                    73,504                  82,619
                                                                                ---------               ---------
                                                                                $195,934                $209,076
                                                                                ---------               ---------
                                                                                ---------               ---------

The accompanying notes are an integral part of these consolidated financial statements.

                    County Seat Stores, Inc. and Subsidiary
                     Consolidated Statements of Operations
                (Amounts in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                          Predecessor
                                                                           Company
                                                                          -----------
                                                      13 Weeks             13 Weeks
                                                     Ended May 2,         Ended May 3,
                                                        1998                1997
                                                      ----------          -----------
Net sales                                              $63,232              $93,158

Cost of sales                                           47,259               77,729
                                                      ----------          -----------

     Gross profit                                       15,973               15,429

Selling, general and administrative expenses            22,677               23,290
Depreciation and amortization                            2,782                2,200
Reorganization costs                                       -                  4,179
Interest expense, net                                    3,279                1,243
                                                      ----------          -----------
    Loss before income tax (benefit)                   (12,765)             (15,483)
Income tax (benefit)                                    (3,650)                 -
                                                      ----------          -----------
    Net loss                                           $(9,115)            $(15,483)
                                                      ----------          -----------
                                                      ----------          -----------

Basic Loss Per Share                                    $(0.46)
                                                      ----------
                                                      ----------

Diluted Loss Per Share                                  $(0.40)
                                                      ----------
                                                      ----------


The accompanying notes are an integral part of these consolidated financial statements.

                    County Seat Stores, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                             (Amounts in Thousands)
                                  (Unaudited)

                                                                                                Predecessor
                                                                                                  Company
                                                                                                -----------
                                                                            13 Weeks Ended     13 Weeks Ended
                                                                              May 2, 1998        May 3, 1997
                                                                            --------------     --------------

Cash Flows from Operating Activities:
  Net (loss)                                                                  $ (9,115)           $(15,483)
  Adjustment to reconcile net (loss) to cash provided by (used in)
    operating activities:
    Reorganization costs                                                          --                 1,739
    Depreciation and amortization                                                2,782               2,167
    Amortization of debt issuance costs and discount                               384                 221
    Loss on disposal of property and equipment                                     134                --
    Rent expense in excess of cash outlays                                         409                 655
    Deferred tax provision (benefit)                                            (3,389)               --
    Changes in operating assets and liabilities:
      Receivables                                                               (1,164)             (1,989)
      Merchandise inventories                                                   (6,257)              3,767
      Prepaid expenses                                                             143                 425
      Accounts payable                                                          (2,373)              1,770
      Accrued expenses                                                          (6,212)                206
      Current maturities of long-term debt                                         536                --
      Other non-current assets and liabilities                                    (616)               --
      Operating liabilities subject to compromise                                 --                   685
                                                                             -----------         -----------
        Net cash  (used in) operating activities                               (24,738)             (5,837)
                                                                             -----------         -----------

Cash Flows from Financing Activities:
  Borrowings under credit agreement                                              4,230               6,000
  Debt and equity issuance costs                                                  (149)               (200)
  Principal payments on long-term debt                                            --                    (5)
  Restricted cash in security account                                            5,279                --
                                                                             -----------         -----------
    Net cash provided by financing activities                                    9,360               5,795
                                                                             -----------         -----------

Cash Flows from Investing Activities:
  Capital expenditures                                                          (2,779)               (180)
                                                                             -----------         -----------
      Net cash used for investing activities                                    (2,779)               (180)
                                                                             -----------         -----------

Net (decrease) in cash and cash equivalents                                    (18,157)               (222)
Cash and cash equivalents:
  Beginning of period                                                           22,235               6,356
                                                                             -----------         -----------
  End of period                                                               $  4,078            $  6,134
                                                                             -----------         -----------
                                                                             -----------         -----------


The accompanying notes are an integral part of these consolidated financial statements.

                            COUNTY SEAT STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying Consolidated Financial Statements of County Seat Stores, Inc. (County Seat) and its wholly-owned subsidiary, CSS Trade Names, Inc. (Trade Names) (together, the Company) at May 2, 1998 and for the three month periods ended May 2, 1998 ("1998") and May 3, 1997 ("1997") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Financial Statements include the accounts of County Seat and Trade Names. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 31, 1998 was taken from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior period are not necessarily indicative of future financial results.

         Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 1997 Financial Statements as filed within the Company's Registration Statement S-4.

2.       REORGANIZATION AND NATURE OF BUSINESS

         The Company is a specialty apparel retailer selling both brand name and private-label jeans and jeanswear. The Company currently operates 413 stores in 41 states. The Company's 375 County Seat stores, located almost exclusively in regional shopping malls, offer one-stop shopping for daily casual wear featuring a contemporary jeanswear look. The Company's selection consists primarily of private label merchandise and Levi's jeans. The Company also operates 14 County Seat Outlet stores offering discount pricing on special purchase and clearance merchandise and 22 Levi's Outlet stores under license from Levi Strauss & Co. (Levi Strauss) offering a full range of Levi's and Docker's off-price merchandise for both adults and children. The Company operates two Old Farmer's Almanac General Stores, a new retail concept selling products associated with American country living, under license from Yankee Publishing, Inc., the publisher of The Old Farmer's Almanac.

         The activities of Trade Names consist principally of licensing the rights to the County Seat service marks to County Seat Stores.

         On October 17, 1996, County Seat and Trade Names filed voluntary petitions for relief under Chapter 11 (Chapter 11) of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Court). The Company operated as debtors-in-possession under the jurisdiction of the Court.

         Following approval by the Court on October 17, 1996, the Company entered into a debtor-in-possession credit agreement (the DIP Credit Agreement) with a syndicate of commercial banks to provide working capital and longer-term financing through the Chapter 11 process.

         On August 22, 1997 the Company filed the "First Amended Disclosure Statement with Respect to Plan of Reorganization of County Seat Stores, Inc." (the Plan) with the Court, which was confirmed on October 1, 1997 and consummated on October 29, 1997 (Effective Date). The Plan segregated creditors into three classes -- unclassified claims, unimpaired claims and impaired claims. Unclassified and unimpaired claims were satisfied by cash payments totaling $4,234,286. In exchange for impaired claims of approximately $151.0 million, creditors received 20,000,000 shares of Common Stock (100% of County Seat's Stock) valued at $66.9 million, representing 44% recovery of their claims. Previous preferred stockholders received Series B Warrants valued at $1.595 million in exchange for their claims of $50.3 million. Additionally, a $1,520,664 security account was established to pay lease cures, disputed claims and holdback professional fees.

         As provided for in the Plan, the Company sold $85,000,000 of 12 3/4% Senior Notes due November 1, 2004 with Series A Warrants to purchase common stock (Notes). Each unit consisting of a principal amount of $1,000 contains one Series A Warrant to purchase 26.8908 shares of the Company's common stock, par value $.01 per share, at an exercise price of $.01 per share. Net proceeds from the Notes were $65,142,000 after the initial discount to the underwriters of $4,250,000, a deposit into a security account to satisfy interest on the Notes to May 1, 1999 of $15,482,100, and a $125,000 fee paid to the underwriters. Additionally, the Company secured a New Credit Facility (Credit Agreement) with a syndicate of banks led by BankBoston (Banks). The Company used the proceeds from the Notes and initial borrowings under the Credit Agreement to pay claims as described above. Also, under the Plan, the old stockholders of the Company did not receive assets of, securities issued by or interests in the reorganized company.

3.       BASIS OF PRESENTATION

         ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

         FRESH START ACCOUNTING

         The Company applied Fresh Start Accounting on the Effective Date. Fresh Start Accounting, as provided for by the American Institute of Certified Public Accountants Statement of Position 90-7, results in a revaluation of the Company's assets and liabilities as of the Effective Date, to reflect the estimated fair market values of those assets and liabilities in conformity with Accounting Principles Board (APB) No. 16, "Business Combinations". The valuation differences are charged to Reorganization Value in Excess of Amounts Allocated to Identified Assets (Excess Reorganization Value) and amortized on a straight-line basis over 15 years.

         EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." This statement revised the manner in which earnings per share ("EPS") is calculated, replacing the presentation of Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the presentation of both Basis EPS and Diluted EPS on the face of the Statement of Operations. Under this statement, Basic EPS is computed on the weighted average number of shares actually outstanding during the period. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock warrants into common stock using the treasury stock method.

         RECLASSIFICATION

         Certain reclassifications have been made to the Unaudited Consolidated Financial Statements for the prior period in order to conform to the May 2, 1998 presentation.

4.       COMMITMENTS AND CONTINGENCIES

         On or about September 29, 1997, RAI Credit Corporation (RAI) filed an adversary proceeding against the Company in the Court. The Company and RAI had entered into an Account Purchase and Service Agreement dated July 11, 1997 (Agreement) pursuant to which RAI had agreed to establish and service a private-label credit card program for the Company. RAI'S complaint alleges that the Company wrongfully terminated the Agreement and seeks compensatory damages of not less than $10,741,960 and an injunction prohibiting the Company from entering into a private-label credit card program with any entity other than RAI prior to the beginning of 1999, as well as attorneys' fees and costs.

         The Company believes that it has meritorious defenses to RAI's complaint and believes that any resolution of this matter will not have a material adverse effect on the Company's financial position or future results of operations.

5.       SUBSEQUENT EVENTS

         The Company entered into the second Amendment (Amendment) to the Senior Credit Facility from BankBoston on May 28, 1998. The Amendment provided for a reduction in the fixed charge coverage ratio requirement for the second and third quarter 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected financial condition and results of operations during the periods included in the accompanying financial statements.

                              RESULTS OF OPERATIONS

The following table sets forth the Company's operating results as a percentage of net sales for the periods indicated:

                                                 13 Weeks Ended
                                        ---------------------------------
                                         May 2, 1998       May 3, 1997
                                        --------------    ---------------
             Net Sales                      $63.2             $93.2
             Gross Profit                    16.0              15.4
             Selling, general,               22.7              23.3
               and administrative
               expenses
             EBITDA (1)                      (6.7)             (7.9)
             Loss from operations            (9.5)            (10.1)

(1) EBITDA represents income (loss) before interest, income taxes, depreciation and amortization. EBITDA is presented here to provide additional information about the Company's operations. EBITDA is not a measure of financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to (i) net income (loss) as a measure of performance (or any other measure of performance in accordance with GAAP) or (ii) cash flows from operating, investing, or financing activities as an indicator of cash flows or as a measure of liquidity.

     Comparison of 13 Weeks Ended May 2, 1998 and 13 Weeks Ended May 3, 1997

Net sales decreased $29.9 million, or 32.1% to $63.2 million for the 13 weeks ended May 2, 1998 from $93.2 million for the 13 weeks ended May 3, 1997. The decline in sales was primarily due to (i) the closing of 137 stores during 1997, which accounted for $25.2 million of the decrease in net sales and (ii) a $5.5 million, or 8.1% decrease in comparable store sales. The decline in comparable store sales is primarily due to a planned shift toward lower price points in accordance with the Company's new business strategy. The decline in net sales was partially offset by $0.8 million relating to new store sales.

Gross profit increased $0.5 million, or 3.5% to $16.0 million for the 13 weeks ended May 2, 1998 from $15.5 million for the 13 weeks ended May 3, 1997. Gross margin increased by 8.7% to 25.3% for the 13 weeks ended May 2, 1998 from 16.6% for the 13 weeks ended May 3, 1998 due to a 12.2% increase in retail gross profit from implementing the Company's new merchandising policy, offset by a 1.7% increase in occupancy costs and a 1.8% increase in merchandising and merchandise handling costs.

Selling, general, and administrative expense decreased $0.6 million, or 1.1% to $22.7 million for the 13 weeks ended May 2, 1998 from $23.3 million for the 13 weeks ended May 3, 1997. The decrease was primarily due to the closing of stores and efficiencies realized from the consolidation of corporate operations. Selling, general, and administrative as a percentage of net sales increased to 35.9% for the 13 weeks ended May 2, 1998 from 25.0% for the 13 weeks ended
May 3, 1997.

Depreciation and amortization expense increased $0.6 million to $2.8 million for the 13 weeks ended May 2, 1998 from $2.2 million for the 13 weeks ended May 3, 1997. The increase was primarily due to amortization expense of $1.1 million of Excess Reorganization Value.

Loss from operations (defined as loss before interest and taxes) decreased to $(9.5) million for the 13 weeks ended May 2, 1998 from $(10.1) million for the 13 weeks ended May 3, 1997. Loss from operations does not give effect to reorganization costs of $4.2 million for the 13 weeks ended May 3, 1997, which related to stores closing and includes lease rejection claims, write-offs of fixed assets and other costs associated with closing stores. No reorganization costs were incurred for the 13 weeks ended May 2, 1998.

Liquidity and Capital Resources

Net cash used in operating activities for the 13 weeks ended May 2, 1998 was $24.7 million compared to $5.8 million for the 13 weeks ended May 3, 1997. Cash was used in operations primarily to cover a net loss of $9.1 million during the 13 weeks ended May 2, 1998, an increase in inventory of $6.3 million and a reduction of accounts payable and accruals of $8.6 million. During the 13 weeks ended May 3, 1997, cash was used in operations for a net loss of $15.5 million, which was offset by decreases in inventory of $3.8 million and increases in accounts payable and accruals of $2.0 million.

Working capital as of May 2, 1998 was $46.3 million. Working capital as of May 3, 1997 was $(48.9) million.

During the 13 weeks ended May 2, 1998 the Company invested $2.8 million to build-out the Company's new distribution center in Baltimore, build-out the Company's new corporate office in New York, and continued its investment in the new accounting and merchandising computer system and store maintenance.

The Credit Agreement provides for a three-year revolving line of credit in an amount of $115 million. Up to $90 million of such amount may be utilized for letters of credit and bankers' acceptances. Availability under the Credit Agreement is limited to certain percentages of eligible inventory, amounts drawn under the facility as well as outstanding letters of credit and bank acceptances and is subject to the satisfaction of certain conditions. The borrowing base provides for seasonal fluctuations in inventory. Peak borrowing periods generally occur between June and November. The Company's peak borrowing periods commence with the sourcing of its merchandise through the utilization of letters of credit facilities requiring approximately three months lead-time prior to delivery of such merchandise.

As of May 2, 1998, the Company had approximately $26.3 million of letters of credit and $1.2 million of bankers' acceptances outstanding. Approximately $26.5 million remained availability under the Credit Agreement. The Company believes that cash generated from operations, together with borrowings under the Credit Agreement and normal trade terms will be adequate to finance 1998 operations.

       Seasonality, Inflation, Economic Trends and Potential Developments

The Company, like most retailers, has a seasonal pattern of sales and earnings. The Company has two major selling seasons: back-to-school (third quarter) and Christmas (fourth quarter). For fiscal years 1997, 1996 and 1995, the back-to-school and Christmas seasons accounted for approximately 56% of the Company's fiscal year sales.

The Company's operations are affected by general economic trends, including inflation. Management believes that the Company and other specialty retailers have suffered from price competition, which had a negative effect on comparable stores sales.

                     COUNTY SEAT STORES, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         None

ITEM 2.  CHANGES IN SECURITIES:

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None

ITEM 5.  OTHER INFORMATION:

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)    Exhibits
                10.1    Second Amendment to Credit Agreement with BankBoston
                11.1    Statement regarding computation of loss per share
                27.1    Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed by the Company during the quarter ended May 2, 1998.

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, State of New York, on June 15, 1998.

                                          COUNTY SEAT STORES, INC.

                                          /s/ BRETT D. FORMAN
                                          --------------------------------------
                                          Brett Forman
                                          Executive Vice President


                                          /s/ PAUL KITTNER
                                          --------------------------------------
                                          Paul Kittner
                                          Senior Vice President, Chief
                                          Financial Officer, Treasurer