Form 10-Q
period 1998-08-01
COUNTY SEAT STORES INC
filed 1998-09-15
CIK 910112

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended August 1, 1998

                                          OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No  [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [X]     No [ ]

The number of shares of each of the issuers classes of Common Stock, outstanding as of September 11, 1998 was 20,000,000 shares of Common Stock.

                              COUNTY SEAT STORES, INC.
                                      FORM 10-Q
                                        INDEX

                                                                       PAGE NO.
PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements

     Consolidated Balance Sheets at August 1, 1998
       (Unaudited) And January 31, 1998                                    2

     Consolidated Statements of Operations (Unaudited) for the
       Thirteen weeks and year to date ended August 1, 1998
       and August 2, 1997                                                  3

     Consolidated Statements of Cash Flows (Unaudited) for the
       Year to date ended August 1, 1998 and August 2, 1997                4

     Notes to Consolidated Financial Statements                            5

Item 2.   Management's Discussion and Analysis of Financial                9
           Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
           Not Applicable


PART II.   OTHER INFORMATION                                               14

Signatures                                                                 15

                      County Seat Stores, Inc. and Subsidiary
                            Consolidated Balance Sheets
                    (Amounts in Thousands, Except Share Amounts)

                                                               August 1,
                                                                 1998         January 31,
                                                              (Unaudited)        1998
                                                              -----------     -----------
                           ASSETS
Current Assets:
 Cash and cash equivalents                                    $     5,395     $    22,235
 Restricted cash in security account                               11,658          11,830
 Receivables                                                        2,372           3,530
 Merchandise inventories                                           76,986          55,785
 Prepaid expenses                                                   6,112           6,291
                                                              -----------     -----------
  Total current assets                                            102,523          99,671
                                                              -----------     -----------
Property and equipment, net                                        36,315          32,651
                                                              -----------     -----------
Other Assets:
 Debt issuance costs                                                7,556           8,013
 Restricted cash in security account                                  -             5,396
 Reorganization value in excess of amounts
  allocated to identified assets                                   60,484          62,961
 Other                                                                312             384
                                                              -----------     -----------
  Total other assets                                               68,352          76,754
                                                              -----------     -----------
                                                              $   207,190     $   209,076
                                                              ===========     ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Borrowings under credit agreement                            $    34,928     $       -
 Current maturities of long-term debt                               1,333           2,475
 Accounts payable                                                  19,425          21,252
 Accrued expenses                                                  15,804          16,462
 Accrued reorganization costs                                         238           7,036
                                                              -----------     -----------
  Total current liabilities                                        71,728          47,225
                                                              -----------     -----------
Long-Term Liabilities:
 Long-term debt                                                    79,390          77,632
 Other long-term liabilities                                        1,251           1,600

Shareholders' Equity:
 Common stock: par value $.01 per share; 40,000,000 shares
  authorized, 20,000,000 issued and outstanding                       200             200
 Paid-in capital in excess of par value                            77,865          77,865
 Retained Earnings (accumulated deficit)                          (23,244)          4,554
                                                              -----------     -----------
  Total shareholders' equity                                       54,821          82,619
                                                              -----------     -----------
                                                              $   207,190     $   209,076
                                                              ===========     ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                    County Seat Stores, Inc. and Subsidiary
                     Consolidated Statements of Operations
               (Amounts in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                                  Predecessor Company
                                                                                ------------------------
                                                  13 Weeks      26 Weeks        13 Weeks      26 Weeks
                                                   Ended         Ended            Ended          Ended
                                                 August 1,      August 1,        August 2,      August 2,
                                                   1998           1998             1997          1997
                                                 ----------    ----------       ----------    ----------
Net sales                                        $   70,195    $  133,427       $   86,897    $  180,055

Cost of sales, including occupancy,
 buying & merchandise handling                       52,821       100,080           61,608       138,946
                                                 ----------    ----------       ----------    ----------

  Gross profit                                       17,374        33,347           25,289        41,109

Selling, general and administrative expenses         25,345        48,020           25,042        48,724
Depreciation and amortization                         2,954         5,737            2,079         4,278
Reorganization costs                                    -             -              3,719         7,898
Interest expense, net                                 4,108         7,387            1,453         2,696
                                                 ----------    ----------       ----------    ----------
 Net loss                                        $  (15,033)   $  (27,797)      $   (7,004)   $  (22,487)
                                                 ==========    ==========       ==========    ==========

Basic and Diluted Loss Per Share                 $    (0.75)   $    (1.39)
                                                 ==========    ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                     County Seat Stores, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                             (Amounts in Thousands)
                                  (Unaudited)
                                                                    Predecessor
                                                                      Company
                                                                     ----------
                                                        26 Weeks     26 Weeks
                                                          Ended        Ended
                                                         August 1,   August 2,
                                                           1998         1997
                                                        ----------   ----------
Cash Flows from Operating Activities:
 Net (loss)                                             $  (27,797)  $  (22,487)
 Adjustment to reconcile net (loss) to cash (used in)
  operating activities:
   Reorganization costs                                        -          3,594
   Depreciation and amortization                             6,563        4,748
   Amortization of debt issuance costs and discount            -            -
   Loss on disposal of property and equipment                  134          -
   Rent expense in excess of cash outlays                      945          884
   Changes in operating assets and liabilities:
    Receivables                                              1,159       (1,441)
    Merchandise inventories                                (21,202)      (7,983)
    Prepaid expenses                                           178        1,238
    Accounts payable                                        (1,827)         948
    Accrued expenses                                        (8,403)       2,525
    Current maturities of long-term debt                    (1,142)         -
    Other non-current assets and liabilities                 1,670           17
    Operating liabilities subject to compromise                -            520
                                                        ----------   ----------
      Net cash  (used in) operating activities             (49,722)     (17,437)
                                                        ----------   ----------

Cash Flows from Financing Activities:
 Borrowings under credit agreement                          34,928       19,800
 Debt and equity issuance costs                               (349)        (400)
 Principal payments on long-term debt                          -             (7)
                                                        ----------   ----------
  Net cash provided by financing activities                 34,579       19,393
                                                        ----------   ----------
Cash Flows from Investing Activities:
 Capital expenditures                                       (7,265)        (527)
 Restricted cash in security account                         5,568          -
                                                        ----------   ----------
    Net cash (used in) investing activities                 (1,697)        (527)
                                                        ----------   ----------

Net (decrease) increase in cash and cash equivalents       (16,840)       1,429
Cash and cash equivalents:
 Beginning of period                                        22,235        6,356
                                                        ----------   ----------
 End of period                                          $    5,395   $    7,785
                                                        ==========   ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                               COUNTY SEAT STORES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying Consolidated Financial Statements of County Seat Stores, Inc. (County Seat) and its wholly-owned subsidiary, CSS Trade Names, Inc. (Tradenames) (together, the Company) at August 1, 1998 and for the 13 and 26 weeks ended August 1, 1998 ("1998") and for the 13 and 26 weeks ended August 2, 1997 ("1997") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Financial Statements include the accounts of County Seat and CSS Trade Names. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 31, 1998 was taken from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior period are not necessarily indicative of future financial results.

     Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's fiscal 1997 Financial Statements as filed within the Company's Registration Statement on Form S-4.

2.   REORGANIZATION AND NATURE OF BUSINESS

     The Company is a specialty apparel retailer selling both brand name and private-label jeans and jeanswear. The Company currently operates 414 stores in 41 states. The Company's 376 County Seat stores, located almost exclusively in regional shopping malls, offer one-stop shopping for daily casual wear featuring a contemporary "All-American" look. The Company also operates 14 County Seat Outlet stores offering affordable pricing on County Seat merchandise and 22 Levi's Outlet stores under license from Levi Strauss & Co. offering a full range of Levi's and Docker's off-price merchandise for both adults and children. The Company operates two Old Farmer's Almanac General Stores, a new retail concept selling products associated with American country living, under license from Yankee Publishing, Inc., the publisher of The Old Farmer's Almanac.

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

     On August 22, 1997 the Company filed the "First Amended Disclosure Statement with Respect to the Plan of Reorganization of County Seat Stores, Inc." (The Plan) with the Court, which was confirmed on October 1, 1997 and consummated on October 29, 1997 (Effective Date). The Plan segregated creditors into three classes -- unclassified claims, unimpaired claims and impaired claims. Unclassified and unimpaired claims were satisfied by cash payments totaling $4.2 million. In exchange for impaired claims of approximately $151.0 million, creditors are entitled to receive 20,000,000 shares of Common Stock (100% of County Seat's Stock) valued at $66.9 million, representing 44% recovery of their claims. Previous preferred stockholders are entitled to receive Series B Warrants valued at $1.6 million in exchange for their claims of $50.3 million. Sam Forman, the Company's Chief Executive Officer, was granted Series C Warrants to purchase up to 3,529,410 shares of the Company's Common Stock. Additionally, a $1.5 million security account was established to pay lease cures, disputed claims and the holdback of professional fees. Under the Plan, the old stockholders of the Company did not receive assets of, securities issued by or interest in the reorganized company.

     As provided for in the Plan, the Company sold $85.0 million of 12 3/4% Senior Notes due November 1, 2004 with Series A Warrants to purchase common stock (Notes). Each unit consisting of a Note in the principal amount of $1,000 and one Series A Warrant to purchase 26.8908 shares of the Company's Common Stock, par value $.01 per share, at an exercise price of $.01 per share. Net proceeds from the Notes were $65.1 million after an issuance discount to the initial purchaser of the Notes in the amount of $4.3 million, a deposit into a security account to satisfy interest on the Notes to May 1, 1999 of $15.5 million, and a $125,000 fee paid to the underwriters. At August 1, 1998, the Senior Notes were senior to no other debt of the Company.

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

     FRESH START ACCOUNTING

     The Company applied Fresh Start Accounting on the Effective Date. Fresh Start Accounting, as provided for by the American Institute of Certified Public Accountants Statement of Position 90-7, results in a revaluation of the Company's assets and liabilities as of the Effective Date, to reflect the estimated fair market values of those assets and liabilities in conformity with Accounting Principles Board (APB) No. 16, "Business Combinations". The valuation differences are charged to Reorganization Value in Excess of Amounts Allocated to Identified Assets (Excess Reorganization Value) and is being amortized on a straight-line basis over 15 years.

     BORROWINGS UNDER CREDIT AGREEMENT

     The Company entered into the second Amendment (Amendment) to the Senior Credit Facility from BankBoston on May 28, 1998. The Amendment provided for a reduction in the fixed charge coverage ratio requirement for the second and third quarters of 1998.

     DEFERRED INCOME TAXES

     The Company implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" during fiscal 1994. SFAS No. 109 utilizes an asset and liability approach and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities give the provision of the enacted tax laws. The Company's tax year-end is the Saturday closest to July 31.

     The Company evaluates the recoverability of its deferred tax assets based on estimates of future operating income. Based on these estimates and in consideration of the Company's Chapter 11 filing, the Company recorded a valuation reserve against the entire balance of deferred assets as of August 1, 1998.

     EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128). This statement revised the manner in which earnings per share ("EPS") is calculated, replacing the presentation of Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the presentation of both Basic EPS and Diluted EPS on the face of the Statement of Operations. Under this statement, Basic EPS is computed on the weighted average number of shares actually outstanding during the period. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock warrants into common stock using the treasury stock method. As provided by SFAS 128, when there is a net loss, the denominator is not adjusted for the dilutive stock warrants, and as such both Basic and Diluted EPS are presented on the Statement of Operations, as the same amount.

     RECLASSIFICATION

     Certain reclassifications have been made to the Unaudited Consolidated Financial Statements for the prior period in order to conform to the August 1, 1998 presentation.

     CSS TRADENAMES, INC.

     CSS Tradenames, Inc. (Tradenames), the only subsidiary of the Company and which is wholly owned, holds the marks of the Company and fully and unconditionally guarantees the Senior Notes. Separate financial statements for Tradenames are not presented herein, as they do not provide meaningful relevant information to an investor.

4.   COMMITMENTS AND CONTINGENCIES

     On or about September 29, 1997, RAI Credit Corporation (RAI) filed an adversary proceeding against the Company in the Court. The Company and RAI had entered into an Account Purchase and Service Agreement dated July 11, 1997 (Agreement) pursuant to which RAI had agreed to establish and service a private-label credit card program for the Company. In September 1997, the Company notified RAI that is was terminating the Agreement on the grounds that RAI had materially breached and failed to perform under the Agreement. RAI's complaint alleges that the Company wrongfully terminated the Agreement and seeks compensatory damages of not less than $10,741,960 and an injunction prohibiting the Company from entering into a private-label credit card program with any person other than RAI prior to the beginning of 1999, as well as attorneys' fees and costs. Currently, this matter is in the discovery stage.

     The Company believes that it has meritorious defenses to RAI's complaint and has filed counter claims against RAI, which it intends to pursue vigorously. Although the ultimate outcome of the litigation cannot be predicted at this time, management believes the resolution of this matter is not expected to have a material unfavorable outcome to the Company. However, given the financial condition of the Company, any significant award of damages against the Company could have a material adverse impact on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected financial condition and results of operations during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS

The following table sets forth the Company's operating results:

                                  26 Weeks Ended       13 Weeks Ended
                                  --------------       --------------
                                 August 1, August 2,  August 1, August 2,
                                   1998      1997       1998      1997
                                 --------- ---------  --------- --------
Net Sales                         $133.4    $180.1     $70.2     $86.9
Gross Profit                        33.3      41.1      17.4      25.3
Selling, general,                   48.0      48.7      25.3      25.1
and administrative expenses
Depreciation and                     5.7       4.3       3.0       2.1
   amortization
Reorganization costs                   -       7.9         -       3.7
Loss from operations               (20.4)    (19.8)    (10.9)     (5.6)
Interest expense, net                7.4       2.7       4.1       1.4
Net loss                           (27.8)    (22.5)    (15.0)     (7.0)

During the second quarter, the company, according to its original strategic plan, implemented a new management information system and transferred its distribution facility to Baltimore, Maryland from Minneapolis, Minnesota. Due to the difficulties encountered during this transition, the company elected to begin stocking its fall-back-to-school merchandise in July in lieu of the remaining spring/summer assortment. This decision was made in order to ensure a timely presentation of the fall/back-to-school merchandise. The distribution facility and MIS transitions caused the company to (i) incur $3.1 million of one time charges and (ii) experience an estimated $4.5 million shortfall in gross profit resulting from lost sales of spring/summer merchandise.

COMPARISON OF 13 WEEKS ENDED AUGUST 1, 1998 AND 13 WEEKS ENDED AUGUST 2, 1997

Net sales decreased $16.7 million, or 19.2% to $70.2 million for the 13 weeks ended August 1, 1998 from $86.9 million for the 13 weeks ended August 2, 1997. The decline in sales was primarily due to (i) the closing of 137 stores during 1997, which accounted for $10.1 million of the decrease in net sales and (ii) a $7.6 million, or 9.9% decrease in comparable store sales. The decline in net sales was partially offset by $1.0 million relating to new store sales.

The number of units sold at a comparable 375 County Seat Stores for the 13 weeks ended August 1, 1998 is 5.7 million units, which is .9 million units or 18.8% higher than same period last year. The average price per unit, however, for the 13 weeks ended August 1, 1998 decreased $3.03 or 22.7% to $10.34 from $13.37 per unit for the 13 weeks ended August 2, 1997. The additional .9 million units sold during the 13 week period ended August 1, 1998 compared to August 2, 1997, generated $9.3 million of sales revenue, but the decrease in unit price reduced sales revenue for the same period by $17.3 million, for a net decrease in sales revenue of $8.0 million.

Gross profit decreased $7.9 million, or 31.2% to $17.4 million for the 13 weeks ended August 1, 1998 from $25.3 million for the 13 weeks ended August 2, 1997. Gross profit as a percentage of sales decreased by 4.2% to 24.8% for the 13 weeks ended August 1, 1998 from 29.0% for the 13 weeks ended August 2, 1997. This was due to a 2.8% increase, as percentage of sales, in the cost of merchandise sold. The increased cost of merchandise sold was due primarily to shipping fall/Back-to-School merchandise to stores the second week of July, which required the Company to make room at the stores by heavily discounting summer goods. Additionally, occupancy costs, merchandising and merchandise handling, which are components of cost of goods sold, as a percentage of sales increased 1.4%. Occupancy costs decreased $2.9 million to $11.1 million for the 13 weeks ended August 1, 1998 from $14.0 million for the 13 weeks ended August 2, 1997, or a decrease as a percentage of sales by .4%. Merchandise handling costs, however, increased $.6 million or 1.0% as a percentage of sales to $3.0 million for the 13 weeks ended August 1, 1998 from $2.4 million for the 13 weeks ended August 2, 1997. The increase is primarily due to the new Baltimore, MD distribution center incurring additional payroll and contract labor costs of $.8 million to receive and ship fall/Back-to-School goods.

Selling, general and administrative expenses increased $.2 million, or .8% to $25.3 million for the 13 weeks ended August 1, 1998 from $25.1 million for the 13 weeks ended August 2, 1997. Selling, general, and administrative as a percentage of net sales increased 7.3% to 36.1% for the 13 weeks ended August 1, 1998 from 28.8% for the 13 weeks ended August 2, 1997. This increase as a percentage of sales, is the result of $3.1 million of one-time charges related to the Company's installation of the new management information system and initiation of the distribution facility during the 13 weeks ended August 1, 1998. These charges include additional payroll of $2.2 million, contract labor of $.4 million, travel of $.3 million and other one-time charges of $.2 million.

Depreciation and amortization expense increased $0.9 million to $3.0 million for the 13 weeks ended August 1, 1998 from $2.1 million for the 13 weeks ended August 2, 1997. The increase was primarily due to amortization expense of $1.1 million of Excess Reorganization Value during the 13 weeks ended August 1, 1998 with none during the comparable period last year.

Loss from operations increased to $(10.9) million for the 13 weeks ended August 1, 1998 from $(5.6) million for the 13 weeks ended August 2, 1997.

The Company incurred reorganization costs of $3.7 million for the 13 weeks ended August 2, 1997, relating to closing stores, which include lease rejection claims, disposing of fixed assets, severance payments and other costs associated with closing stores. No reorganization costs were incurred for the 13 weeks ended August 1, 1998. For the 13 weeks ended August 1, 1998 the Company incurred interest expense on the new Senior Notes of $2.7 million. For the same period last year, while the Company operated under the protection of Chapter 11, interest payments were suspended on the old debt, resulting in $0 of interest expense.

Further, as a result of restructuring, which included closing 320 closing stores, store operating expenses decreased $2.5 million from $37.8 million (43.5% as a percentage of net sales) to $35.3 million (50.2% as a percentage of net sales) for the 13 weeks ended August 2, 1997 and August 1, 1998, respectively. This includes a decrease in occupancy expenses of $5.0 million from $19.4 million (22.3% as a percentage of net sales) to $14.4 million (20.6% as a percentage of net sales) for the same periods.

COMPARISON OF 26 WEEKS ENDED AUGUST 1, 1998 AND 26 WEEKS ENDED AUGUST 2, 1997

Net sales decreased $46.6 million, or 25.9% to $133.4 million for the 26 weeks ended August 1, 1998 from $180.1 million for the 26 weeks ended August 2, 1997. The decline in sales was primarily due to (i) the closing of 137 stores during 1997, which accounted for $35.4 million of the decrease in net sales and (ii) a $12.6 million, or 8.7% decrease in comparable store sales. The decline in net sales was partially offset by $1.4 million relating to new store sales.

The number of units sold at a comparable 375 County Seat Stores for the 26 weeks ended August 1, 1998 is 10.2 million units, which is 1.9 million units or 22.9% higher than same period last year. The average price per unit, however, for the 26 weeks ended August 1, 1998 decreased $3.72 or 25.3% to $10.96 from $14.68 per unit for the 26 weeks ended August 2, 1997. The additional 1.9 million units sold during the 26 week period ended August 1, 1998 compared to August 2, 1997, generated $20.8 of sales revenue, but the decrease in unit price reduced sales revenue for the same period by $37.9 million, for a net decrease in sales revenue of $17.1 million.

Gross profit decreased $7.9 million, or 19.2% to $33.3 million for the 26 weeks ended August 1, 1998 from $41.1 million for the 26 weeks ended August 2, 1997. Gross profit as a percentage of sales increased by 2.1% to 24.9% for the 26 weeks ended August 1, 1998 from 22.8% for the 26 weeks ended August 2, 1997. This was due to a 4.8% decrease in the cost of merchandise resulting from the purchasing goods at a lower cost from overseas suppliers. This was, however, offset by a .9% increase in occupancy costs and a 1.8% increase in merchandising and merchandise handling costs. The increase in occupancy costs as a percentage of sales, relates to lower than expected sales, and the increase in merchandising and merchandise handling cost is primarily due to the new Baltimore, MD distribution center incurring additional payroll and contract labor costs of $.8 million to receive and ship fall/Back-to-School goods.

Selling, general, and administrative expense decreased $0.7 million, or 1.4% to $48.0 million for the 26 weeks ended August 1, 1998 from $48.7 million for the 26 weeks ended August 2, 1997. As a percentage of net sales, selling, general, and administrative expenses increased to 36.0% for the 26 weeks ended August 1, 1998 from 27.1% for the 26 weeks ended August 2, 1997.

Depreciation and amortization expense increased $1.4 million to $5.7 million for the 26 weeks ended August 1, 1998 from $4.3 million for the 26 weeks ended August 2, 1997. The increase was primarily due to amortization expense of $2.2 million of Excess Reorganization Value, which was offset by a $.7 million reduction in depreciation expense to $3.5 million for the 26 weeks ended August 1, 1998 from $4.2 for the 26 weeks ended August 2, 1997. The decrease in depreciation expense is the result of closing 137 stores during 1997.

Loss from operations increased to $(20.4) million for the 26 weeks ended August 1, 1998 from $(19.8) million for the 13 weeks ended August 2, 1997.

The Company incurred reorganization costs of $7.9 million for the 26 weeks ended August 2, 1997, relating to closing stores, which include lease rejection claims, disposing of fixed assets, severance payments and other costs associated with closing stores. No reorganization costs were incurred for the 26 weeks ended August 1, 1998. For the 26 weeks ended August 1, 1998 the Company incurred interest expense on the new Senior Notes of $5.5 million. For the same period last year, while the Company operated under the protection of Chapter 11, interest payments were suspended on the old debt, resulting in $0 of interest expense.

Further, as a result of restructuring the Company during 1996 and 1997, which included closing 320 closing stores, store operating expenses decreased $7.2 million from $75.0 million (41.6% as a percentage of net sales) to $67.8 million (50.8% as a percentage of net sales) for the 26 weeks ended August 2, 1997 and August 1, 1998, respectively. This includes a decrease in occupancy costs of $9.5 million from $38.3 million (21.3% as a percentage of net sales) to $28.8 million (21.6% as a percentage of net sales) for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the 26 weeks ended August 1, 1998 was $49.7 million compared to $17.4 million for the 26 weeks ended August 2, 1997. Cash was used in operations primarily to cover a net loss of $27.8 million during the 26 weeks ended August 1, 1998 (when reduced by $7.5 million of non-cash depreciation, amortization and rent expense in excess of cash outlays, the cash impact is $20.3 million), an increase in inventory by $21.2 million and a reduction of accounts payable and accruals by $10.2 million. During the 26 weeks ended August 2, 1997, cash was used in operations for a net loss of $22.5 million (which when reduced by $9.2 million of non-cash reorganization costs, depreciation and amortization, the cash impact is $13.3 million), an increase in inventory of $8.0 million and offset by an increase in accounts payable and accruals of $3.5 million.

Working capital as of August 1, 1998 was $30.8 million. Working capital as of August 2, 1997 was $(52.0) million.

During the 26 weeks ended August 1, 1998 the Company invested $7.3 million to build-out the Company's new distribution center in Baltimore, build-out the Company's new corporate office in New York, continued its investment in the new accounting and merchandising computer system, remodeling of stores and store maintenance. During the 26 weeks ended August 2, 1997 the Company invested $.5 million primarily in store maintenance.

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

As of August 1, 1998, the Company had approximately $23.8 million of letters of credit and $1.2 of bankers' acceptances outstanding. Approximately $9.3 million remained available under the Credit Agreement.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K:

               (a)     Exhibits

                      11.1    Statement regarding computation of loss per share

                      27.1    Financial Data Schedule (for SEC use only)

               (b) No reports on Form 8-K were filed by the Company during the quarter ended August 1, 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, State of New York, on September 15, 1998.

                                   COUNTY SEAT STORES, INC.

                                   /s/ BRETT D. FORMAN
                                   -----------------------------
                                   Brett Forman
                                   Executive Vice President, Director



                                   /s/ ALLEN WEISS
                                   -----------------------------
                                   Allen Weiss
                                   Senior Vice President, Chief
                                   Financial Officer