Form 10-Q
period 1998-10-31
COUNTY SEAT STORES INC
filed 1998-12-21
CIK 910112

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended October 31, 1998

                                          OR

     ( ) TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ____________

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

The number of shares of each of the issuers classes of Common Stock, outstanding as of December 14, 1998 was 20,000,000 shares of Common Stock.

                             COUNTY SEAT STORES, INC.
                                     FORM 10-Q
                                       INDEX

                                                                        PAGE NO.
PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at October 31, 1998 (Unaudited)
          And January 31, 1998                                               2

          Consolidated Statements of Operations (Unaudited) for the
          Thirteen weeks and year to date ended October 31, 1998
          and November 1, 1997                                               3

          Consolidated Statements of Cash Flows (Unaudited) for the
          Year to date ended October 31, 1998 and November 1, 1997           4

          Notes to Consolidated Financial Statements                         5

Item 2.   Management's Discussion and Analysis of Financial                 11
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          Not Applicable


PART II.  OTHER INFORMATION                                                 18

Signatures                                                                  19

                    County Seat Stores, Inc. and Subsidiary
                          Consolidated Balance Sheets
                 (Amounts in Thousands, Except Share Amounts)

                                                       October 31
                                                          1998       January 31,
                                                       (Unaudited)       1998
                                                        ----------    ----------
                              ASSETS
Current Assets:
 Cash and cash equivalents                              $    5,057    $   22,235
 Restricted cash in security account                        12,178        11,830
 Receivables                                                 2,377         3,530
 Merchandise inventories                                    83,906        55,785
 Prepaid expenses                                            2,578         6,291
                                                        ----------    ----------
  Total current assets                                     106,096        99,671
                                                        ----------    ----------
Property and equipment, net                                 33,868        32,651
                                                        ----------    ----------
Other Assets:
 Debt issuance costs                                         7,167         8,013
 Restricted cash in security account                          -            5,396
 Reorganization value in excess of amounts
  allocated to identified assets                            62,119        62,961
 Other                                                         276           384
                                                        ----------    ----------
  Total other assets                                        69,562        76,754
                                                        ----------    ----------
                                                        $  209,526    $  209,076
                                                        ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Borrowings under credit agreement                      $   47,926    $     -
 Current maturities of long-term debt                          645         2,475
 Accounts payable                                           15,599        21,252
 Accrued expenses                                           21,130        16,462
 Accrued reorganization costs                                1,600         7,036
                                                        ----------    ----------
  Total current liabilities                                 86,900        47,225
                                                        ----------    ----------
Long-Term Liabilities:
 Long-term debt                                             79,190        77,632
 Other long-term liabilities                                 1,309         1,600

Shareholders' Equity:
 Common stock: par value $.01 per share; 40,000,000
  shares authorized, 20,000,000 issued and outstanding         200           200
 Paid-in capital in excess of par value                     77,865        77,865
 Retained Earnings (accumulated deficit)                   (35,938)        4,554
                                                        ----------    ----------
  Total shareholders' equity                                42,127        82,619
                                                        ----------    ----------
                                                        $  209,526    $  209,076
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

                      County Seat Stores, Inc. and Subsidiary
                       Consolidated Statements of Operations
                  (Amounts in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                                                Predecessor Company
                                                                                          -------------------------------
                                                     13 Weeks Ended   39 Weeks Ended      13 Weeks Ended   39 Weeks Ended
                                                        October 31,     October 31,          November 1,     November 1,
                                                           1998            1998                 1997            1997
                                                        ----------      ----------           ----------      ----------
Net sales                                               $   85,922      $  219,349           $   97,082      $  277,137

Cost of sales, including occupancy,
 buying & merchandise handling, and
 includes a special charge of $11,975 in
 the 39 weeks ended November 1, 1997                        61,685         161,766               75,559         214,799
                                                        ----------      ----------           ----------      ----------

  Gross profit                                              24,237          57,583               21,523          62,338

Selling, general and administrative expenses                26,946          74,967               23,035          71,465
Depreciation and amortization                                5,520          11,256                1,858           6,136
Reorganization costs                                          -               -                  30,507          38,405
Interest expense, net                                        4,465          11,852                1,323           4,019
                                                        ----------      ----------           ----------      ----------
 Loss before extraordinary item                            (12,694)        (40,492)             (35,200)        (57,687)
Extraordinary gain                                            -               -                 131,863         131,863
 Net income/(loss)                                      $  (12,694)     $  (40,492)          $   96,663      $   74,176
                                                        ==========      ==========           ==========      ==========

Basic and Diluted Loss Per Share                        $    (0.63)     $    (2.02)
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

                    County Seat Stores, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                            (Amounts in Thousands)
                                 (Unaudited)

                                                                       Predecessor
                                                                         Company
                                                                      --------------
                                                      39 Weeks Ended  39 Weeks Ended
                                                        October 31,     November 1,
                                                           1998            1997
                                                        ----------      ----------
Cash Flows from Operating Activities:
 Net income/(loss)                                      $  (40,492)     $   74,176
 Adjustment to reconcile net (loss) to cash (used in)
  operating activities:
   Reorganization costs                                       -             20,156
   Extraordinary item                                         -           (131,863)
   Depreciation and amortization                             8,767           6,136
   Amortization of debt issuance costs and debt discount     1,196             538
   Loss on disposal of property and equipment                2,490           4,915
   Rent expense in excess of cash outlays                    1,247           1,215
   Changes in operating assets and liabilities:
    Receivables                                              1,154            (960)
    Merchandise inventories                                (28,122)         (2,073)
    Prepaid expenses                                         3,712           1,268
    Accounts payable                                        (5,653)         (5,373)
    Accrued expenses                                        (1,749)         (1,190)
    Current maturities of long-term debt                    (1,830)            292
    Other non-current assets and liabilities                  (989)           -
                                                        ----------      ----------
      Net cash  (used in) operating activities             (60,269)        (32,763)
                                                        ----------      ----------
Cash Flows from Financing Activities:
 Borrowings under credit agreement                          47,926         (26,324)
 Issuance of long-term debt                                   -             85,000
 Notes payable, taxes                                         -              1,400
 Debt and equity issuance costs                               (349)         (5,872)
                                                        ----------      ----------
  Net cash provided by financing activities                 47,577          54,204
                                                        ----------      ----------
Cash Flows from Investing Activities:
 Capital expenditures                                      (13,410)         (1,423)
 Proceeds from the sale of the Brooklyn Park,
   MN distribution center                                    3,876            -
 Restricted cash in security account                         5,048         (17,004)
                                                        ----------      ----------
    Net cash (used in) investing activities                 (4,486)        (18,427)
                                                        ----------      ----------
Net (decrease) increase in cash and cash equivalents       (17,178)          3,014
Cash and cash equivalents:
 Beginning of period                                        22,235           6,356
                                                        ----------      ----------
 End of period                                          $    5,057      $    9,370
                                                        ==========      ==========

               The accompanying notes are an integral part of these
                       consolidated financial statements.

                              COUNTY SEAT STORES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1.   INTERIM FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of County Seat Stores, Inc. (County Seat) and its wholly-owned subsidiary, CSS Trade Names, Inc. (Tradenames) (together, the Company) at October 31, 1998 and for the 13 and 39 weeks ended October 31, 1998 ("1998") and for the 13 and 39 weeks ended November 1, 1997 ("1997") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Financial Statements include the accounts of County Seat and CSS Trade Names. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at January 31, 1998 was taken from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior period are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Consolidated Financial Statements should be read in conjunction with the Company's fiscal 1997 Financial Statements as filed within the Company's Registration Statement on Form S-4.

2.   GOING CONCERN CONSIDERATION

The Company is currently in default of certain covenants in connection with its borrowings under the Senior Credit Facility, (hereinafter defined) has been incurring losses from operations, is highly leveraged and has experienced operational problems that have resulted in negative trends in retail sales and gross margin which have had a material adverse effect on the Company's short-term liquidity. The combination of these factors raises substantial doubt about the Company's ability to continue as a going concern. Thus, management has been informed that the Company's independent public accountants anticipate issuing a going concern opinion on the consolidated financial statements at January 30, 1999. Management plans to address this situation by (i.) obtaining a waiver from the lenders under the Senior Credit Facility of existing covenant defaults thereunder, (ii) with the consent of the lenders to the Senior Credit Facility, amending certain covenants and borrowing base advance rates under the Senior Credit Facility, (iii) raising capital through the issuance of additional debt during the fourth quarter 1998 and (iv.) implementing a cost savings strategy and explore restructuring its Senior Notes (hereinafter defined). If unable to improve its liquidity, implement a cost savings strategy and restructure its existing indebtedness, the Company will receive a going concern opinion for its financial statements in future periods.

3.   REORGANIZATION AND NATURE OF BUSINESS

The Company is a specialty apparel retailer selling both brand name and private-label jeans and jeanswear. The Company currently operates 423 stores in 41 states. The Company's 380 County Seat stores, located almost exclusively in regional shopping malls, offer one-stop shopping for daily casual wear featuring a contemporary "All-American" look. The Company also operates 15 County Seat Outlet stores offering affordable pricing on County Seat merchandise and 22 Levi's Outlet stores under license from Levi Strauss & Co. offering a full range of Levi's and Docker's off-price merchandise for both adults and children. The Company operates six Old Farmer's Almanac General Stores, a new retail concept selling products associated with American country living, under license from Yankee Publishing, Inc., the publisher of The Old Farmer's Almanac.

The activities of Trade Names consist principally of licensing the rights to the County Seat service marks to County Seat Stores.

On October 17, 1996, County Seat and Trade Names filed voluntary petitions for relief under Chapter 11 (Chapter 11) of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Court). The Company operated as debtor-in-possession under the jurisdiction of the Court.

On August 22, 1997 the Company filed the "First Amended Disclosure Statement with Respect to the Plan of Reorganization of County Seat Stores, Inc." (The
Plan) with the Court, which was confirmed on October 1, 1997 and consummated on October 29, 1997 (Effective Date). The Plan segregated creditors into three classes -- unclassified claims, unimpaired claims and impaired claims. Unclassified and unimpaired claims were satisfied by cash payments totaling $4.2 million. In exchange for impaired claims of approximately $151.0 million, creditors are entitled to receive 20,000,000 shares of Common Stock. Upon surrender of their stock certificates, former holders of County Seat's Senior Exchangeable Preferred Stock are entitled to receive Series B Warrants valued at $1.6 million in exchange for their claims of $50.3 million. Sam Forman, the Company's Chief Executive Officer, was granted Series C Warrants to purchase up to 3,529,410 shares of the Company's Common Stock. Additionally, a $1.5 million security account was established to pay lease cures, disputed claims and the holdback of professional fees. Under the Plan, the former holders of the Company's common stock did not receive assets of, securities issued by or interest in the reorganized company.

As provided for in the Plan, the Company sold $85.0 million of 12 3/4% Senior Notes due November 1, 2004 with Series A Warrants to purchase common stock (Senior Notes). Each unit consisting of a Note in the principal amount of $1,000 and one Series A Warrant to purchase 26.8908 shares of the Company's Common Stock, par value $.01 per share, at an exercise price of $.01 per share. Net proceeds from the Notes were $65.1 million after an issuance discount to the initial purchaser of the Notes in the amount of $4.3 million, a deposit into a security account to satisfy interest on the Notes to May 1, 1999 of $15.5 million, and a $125,000 fee paid to the underwriters. Pursuant to a registration rights agreement governing the Senior Notes, the interest rate payable on such notes has increased from 12.75% to 14.25%. At October 31, 1998, the Senior Notes were senior to no other debt of the Company.

Additionally, the Company secured a new credit facility (Senior Credit Facility) with a syndicate of banks led by BankBoston (Banks). The Company used the proceeds from the Senior Notes and initial borrowings under the Credit Agreement to pay claims as described above. On October 31, 1998, the Company defaulted on the debt covenants contained in the Senior Credit Facility. Refer to Note 6 for further discussion.

4.   BASIS OF PRESENTATION

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

BORROWINGS UNDER CREDIT AGREEMENT

See Note 6 - "Subsequent Events - Default Under Senior Credit Facility" for discussion about Company's default under the Senior Credit Facility.

DEFERRED INCOME TAXES

The Company implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" during fiscal 1994. SFAS No. 109 utilizes an asset and liability approach and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of the enacted tax laws. The Company's tax year-end is the Saturday closest to July 31.

The Company evaluates the recoverability of its deferred tax assets based on estimates of future operating income. Based on these estimates and in consideration of the Company's Chapter 11 filing, the Company recorded a valuation reserve against the entire balance of deferred assets as of October 31, 1998.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128). This statement revised the manner in which earnings per share ("EPS") is calculated, replacing the presentation of Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the presentation of both Basic EPS and Diluted EPS on the face of the Statement of Operations. Under this statement, Basic EPS is computed on the weighted average number of shares actually outstanding during the period. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock warrants into common stock using the treasury stock method. As provided by SFAS 128, when there is a net loss, the denominator is not adjusted for the dilutive stock warrants, and as such both Basic and Diluted EPS are presented on the Statement of Operations as the same amount.

RECLASSIFICATION

Certain reclassifications have been made to the Unaudited Consolidated Financial Statements for the prior period in order to conform to the October 31, 1998 presentation.

CSS TRADENAMES, INC.

CSS Tradenames, Inc. (Tradenames), the only subsidiary of the Company and which is wholly owned, holds the marks of the Company and fully and unconditionally guarantees the Senior Notes. Separate financial statements for Tradenames are not presented herein, as they do not provide meaningful relevant information to an investor.

5.   COMMITMENTS AND CONTINGENCIES

On or about September 29, 1997, RAI Credit Corporation (RAI) filed an adversary proceeding against the Company in the Court. The Company and RAI had entered into an Account Purchase and Service Agreement dated July 11, 1997 (Agreement) pursuant to which RAI had agreed to establish and service a private-label credit card program for the Company. In September 1997, the Company notified RAI that is was terminating the Agreement on the grounds that RAI had materially breached and failed to perform under the Agreement. RAI's complaint alleges that the Company wrongfully terminated the Agreement and seeks compensatory damages of not less than $10,741,960 and an injunction prohibiting the Company from entering into a private-label credit card program with any person other than RAI prior to the beginning of 1999, as well as attorneys' fees and costs. All facts and expert witness discovery have been completed.

On December 2, 1998 in connection with a settlement conference among the parties in the U.S. Bankruptcy Court in Delaware, a settlement agreement was placed on the record by the presiding judge. Such settlement agreement provided, among other things, that RAI would accept, in full and final payment of its allowed administrative claim in the Company's bankruptcy case, the sum of $450,000 to be paid by no later than May 21, 1999. The Company has become aware that, notwithstanding the foregoing agreement, RAI has attempted to repudiate such settlement agreement. Although management intends to enforce the settlement agreement with RAI, the Company believes, based on the advice of it attorneys, that the likelihood of enforcing such settlement agreement is difficult to determine. A hearing has been scheduled for December 21, 1998 regarding the settlement.

Although the ultimate outcome of the litigation cannot be predicted at this time, management believes that given the financial condition of the Company, any significant award of damages against the Company could have a material adverse impact on the Company's financial position.

6.   SUBSEQUENT EVENTS

DEFAULT UNDER SENIOR CREDIT FACILITY

Currently the Company is highly leveraged. This factor, coupled with certain operational problems, resulted in negative trends in the Company's retail sales and gross margins, and in turn losses from operations, all of which have had a material adverse effect on the Company's results of operations and short-term liquidity. Because the Company's cash flows from operations and available capital have been insufficient to meet certain of its current obligations, as of December 2, 1998, approximately $7.2 million was past due to certain of the Company's trade creditors (of which approximately $2.5 million was owed to Levi-Strauss & Co.) and amounts were outstanding with respect to a significant portion of its leases. The Company's current liquidity also was adversely affected on December 3, 1998, when the Company was notified by BankBoston that the Company is in default under its fixed charge coverage ratio requirement contained in the Senior Credit Facility, which default entitles BankBoston to, among other things, accelerate the indebtedness outstanding thereunder and cause such indebtedness to become immediately due and payable. BankBoston has notified the Company, however, that (i.) it presently intends to continue to provide financing to the Company at reduced levels as described below, (ii.) that all borrowings under the Senior Credit Facility shall (including letter's of credit and bankers acceptances) be due and payable on demand, and (iii.) that any further accommodations to extend credit to the Company will be at BankBoston's sole discretion. Advance rates (based on a percentage of inventory after certain adjustments) and letter of credit of credit financing will be determined on the basis set forth below:

                                         Applicable
                                        Advance Rate   Trade L/C Sub-Limit

          12/1/98 through 12/7/98:          68.0%           $17,000,000
          12/8/98 through 12/14/98:         65.0%           $17,000,000
          12/15/98 through 12/21/98:        63.0%           $15,000,000
          12/22/98 through 12/28/98:        62.0%           $15,000,000
          12/29/98 thereafter               60.0%           $12,000,000

Management is currently seeking to address its liquidity requirements by actively pursuing a potential private offering of new debt and equity securities not registered under the Securities Act of 1933 (the "New Financing"), when if successful, could result in the Company realizing net cash proceeds of approximately $23 million by fiscal year-end 1998. The Consummation of such New Financing would be conditioned upon obtaining from the lenders under the Senior Credit Facility waivers of existing covenant defaults, an increase in advance rates from those described above and relaxed asset-coverage and other financial covenants contained therein. The proceeds of the New Financing would be used by the Company to reduce or repay amounts outstanding under the Senior Credit Facility. The securities to be sold in the New Financing may not be offered or sold in the United States absent a registration or an applicable exemption from the registration requirements. At the same time, among other things, the Company is implementing a cost-savings strategy and increasing its focus upon its private-label merchandise, which includes focusing on the sales of its private-label denims and exiting from its Levis-Strauss denim business. In that regard, the Company's license agreement with Levi-Strauss relating to its Levis-Strauss Outlet Stores has been terminated.

The combination of these factors raises substantial doubt about the Company's ability to continue as a going concern. Thus, management has been informed that the Company's independent public accountants anticipate issuing a going concern opinion on the consolidated financial statements at January 30, 1999. Management plans to address this situation by (i.) obtaining a waiver from the lenders under the Senior Credit Facility of existing covenant defaults thereunder, (ii) with the consent of the lenders to the Senior Credit Facility, amending certain covenants and borrowing base advance rates under the Senior Credit Facility, (iii) raising capital through the issuance of additional debt during the fourth quarter 1998 and (iv.) implementing a cost savings strategy and explore restructuring its Senior Notes (hereinafter defined). If unable to improve its liquidity, implement a cost savings strategy and restructure its existing indebtedness, the Company will receive a going concern opinion for its financial statements in future periods.

SALE OF LEVI OUTLET STORES

On December 15, 1998, the Company and a third party ("Buyer") signed a letter of intent (" The Letter") stating the terms and conditions of the sale of the Company's Levi Outlet stores to the Buyer. The Letter states that the Buyer will purchase the assets (which include inventory, furniture and fixtures) and will assume the relevant 22 store leases but will assume no other liabilities. The Company expects to close the transaction with the Buyer during the first quarter of 1999. The Letter is subject to, among other conditions, the execution of a definitive purchase agreement. There can be no assurance that this sale will be consummated by the Company.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected financial condition and results of operations during the periods included in the accompanying financial statements.

                                RESULTS OF OPERATIONS

The following table sets forth the Company's operating results:


                                   39 Weeks Ended      13 Weeks Ended
                                  -----------------   ------------------
                                  Oct. 31,  Nov. 1,   Oct. 31,   Nov. 1,
                                   1998      1997      1998       1997
                                  --------  -------   --------   -------

     Net Sales                    $219.3    $277.1     $85.9     $97.1
     Gross Profit                   57.6      62.3      24.2      21.5
     Selling, general,              75.0      71.5      26.9      23.0
     And administrative expenses
     Depreciation and               11.2       6.1       5.5       1.9
        Amortization
     Reorganization costs              -      38.4         -      30.5
     Loss from operations          (28.6)    (53.7)     (8.2)    (33.9)
     Interest expense, net          11.9       4.0       4.5       1.3
     Loss before taxes
      and extraordinary item       (40.5)    (57.7)    (12.7)    (35.2)

          COMPARISON OF 13 WEEKS ENDED OCTOBER 31, 1998 AND 13 WEEKS ENDED
                                  NOVEMBER 1, 1997

Net sales decreased $11.2 million, or 11.5% to $85.9 million for the 13 weeks ended October 31, 1998 from $97.1 million for the 13 weeks ended November 1, 1997. The decline in sales was primarily due to (i) the closing of 88 stores during 1997 and 1998, which accounted for $7.6 million of the decrease in net sales and (ii) a $4.0 million, or 5.6% decrease in comparable County Seat store sales and (iii.) $1.5 million, or 12.1% decrease in comparable County Seat Outlet, Levi's Outlet and Old Farmer's Almanac store sales. The decline in net sales was partially offset by $1.9 million relating to sales from stores opened during 1998.

The number of units sold at a comparable 375 County Seat stores for the 13 weeks ended October 31, 1998 is 6.1 million units, which is 0.7 million units or 13.0% higher than same period last year. The average price per unit, however, for the 13 weeks ended October 31, 1998 decreased because of lower prices by $2.11 or 15.1% to $11.87 from $13.98 per unit for the 13 weeks ended November 1, 1997.

Gross profit, which includes the cost of merchandise, occupancy costs, buying and merchandise handling costs ("Gross Profit"), increased $2.7 million, or 12.6% to $24.2 million for the 13 weeks ended October 31, 1998 from $21.5 million for the 13 weeks ended November 1, 1997. Gross Profit as a percentage of sales increased by 6.0% to 28.2% for the 13 weeks ended October 31, 1998 from 22.2% for the 13 weeks ended November 1, 1997. Retail gross profit, which is defined as sales less the cost of merchandise ("Retail Gross Profit") increased $3.6, due to (i) a special charge of $12.0 million required to liquidate excess inventory taken in the third quarter of 1997 but not in the third quarter of 1998, (ii.) an $0.8 million increase from new store sales, (iii.) offset by $3.9 million from the comparable stores sales decrease, (iv.) and $5.2 million in lost Retail Gross Profit from the 88 stores closed during 1997 and 1998. The increase in Retail Gross Profit for the 13 weeks ended October 31, 1998 of $3.6 million is offset by $0.9 in additional occupancy, buying and merchandise handling costs. Merchandise handling costs, increased $1.2 million for the third quarter 1998 to $3.8 million from $2.6 million. This increase was offset by a reduction in occupancy and merchandise handling expenses of $0.3 million.

Selling, general and administrative expenses increased $3.9 million, or 17.0% to $26.9 million for the 13 weeks ended October 31, 1998 from $23.0 million for the 13 weeks ended November 1, 1997. Selling, general, and administrative as a percentage of net sales increased 7.7% to 31.4% for the 13 weeks ended October 31, 1998 from 23.7% for the 13 weeks ended November 1, 1997.

Depreciation and amortization expense increased $3.6 million to $5.5 million for the 13 weeks ended October 31, 1998 from $1.9 million for the 13 weeks ended November 1, 1997. The increase was primarily due to (i.) a $0.4 loss on the disposition of the Brooklyn Park, Minnesota distribution center, (ii.) a $1.7 million loss on disposal of old store leasehold improvements, written off when after the completion of 122 store refurbishings, (iii.) $0.4 million loss on the disposal of leasehold improvements from the closure of stores during the third quarter 1998, (iv.) $0.2 million increase in depreciation expense resulting from the addition of the $6.2 million of assets during the third quarter 1998, and (v.) and amortization expense of $0.9 million of Excess Reorganization Value during the 13 weeks ended October 31, 1998 with none during the comparable period last year.

The Company incurred reorganization costs of $30.5 million for the 13 weeks ended November 1, 1997, relating to closing stores, which include lease rejection claims, disposing of fixed assets, severance payments and other costs associated with closing stores. No reorganization costs were incurred for the 13 weeks ended October 31, 1998. For the 13 weeks ended October 31, 1998 the Company incurred interest expense on the new Senior Notes of $3.0 million. For the same period last year, while the Company operated under the protection of Chapter 11, interest payments were suspended on the old debt, resulting in no interest expense.

Loss from operations decreased $25.6 to $(8.2) million for the 13 weeks ended October 31, 1998 from $(33.9) million for the 13 weeks ended November 1, 1997.

Further, as a result of restructuring, which included closing 320 stores, store operating expenses decreased $1.1 million from $34.9 million (36.0% as a percentage of net sales) to $33.8 million (39.3% as a percentage of net sales) for the 13 weeks ended November 1, 1997 and October 31, 1998, respectively. This includes a decrease in occupancy expenses of $1.1 million from $16.2 million (26.8% as a percentage of net sales) to $14.9 million (32.8% as a percentage of net sales) for the same periods.

The Company incurred $4.5 million of net interest expense for the 13 weeks ended October 31, 1998 compared to $1.3 million for the prior year's corresponding period. The Senior Notes accounted for $3.0 million of this expense for the period ended October 31, 1998 and there was no debt outstanding in the prior year's corresponding period. A tax benefit was not recorded during the 13 weeks periods and as such, loss before taxes, loss before extraordinary items and net loss is $12.7 million for the 13 weeks ended October 31, 1998. An extraordinary gain of $131.9 million resulting from the discharge of debt in accordance with the Company's emergence from bankruptcy and the application of Fresh Start Accounting was recorded for the13 weeks ended November 1, 1997. As a result, for the 13 weeks ended November 1, 1997 loss before extraordinary gain was $35.2 million and net income was $96.7 million.

          COMPARISON OF 39 WEEKS ENDED OCTOBER 31, 1998 AND 39 WEEKS ENDED
                                  NOVEMBER 1, 1997

Net sales decreased $57.8 million, or 20.9% to $219.3 million for the 39 weeks ended October 31, 1998 from $277.1 million for the 39 weeks ended November 1, 1997. The decline in sales was primarily due to (i) the closing of 204 stores during 1997 and 1998, which accounted for $33.1 million of the decrease in net sales and (ii) a $14.7 million, or 7.5% decrease in comparable County Seat store sales, (iii.) $1.6 million, or 4.7% decrease in comparable County Seat Outlet, Levi's Outlet and Old Farmer's Almanac store sales and (iv) a $10.5 million liquidation sale in the first quarter of 1997. The decline in net sales was partially offset by $2.1 million relating to sales from stores opened during 1998.

The number of units sold at a comparable 375 County Seat stores for the 39 weeks ended October 31, 1998 is 16.3 million units, which is 2.6 million units or 19.0% higher than same period last year. The average price per unit, however, for the 39 weeks ended October 31, 1998 decreased due to lower prices by $2.11 or 15.1% to $11.87 from $13.98 per unit for the 39 weeks ended November 1, 1997.

Gross Profit decreased $4.8 million, or 7.6% to $57.6 million for the 39 weeks ended October 31, 1998 from $62.3 million for the 39 weeks ended November 1, 1997. Gross Profit as a percentage of sales increased by 3.8% to 26.3% for the 39 weeks ended October 31, 1998 from 22.5% for the 39 weeks ended November 1, 1997. Retail Gross Profit decreased $9.8 million, consisting of (i.) a decrease in comparable store sales accounting for $5.9 million, (ii.) a $0.9 million increase from new stores, and (iii.) a $4.8 million in lost gross margin from the 204 stores closed during 1997 and 1998. The decrease in Retail Gross Profit for the 39 weeks ended October 31, 1998 of $9.8 million is offset by a reduction of occupancy, buying and merchandise handling costs of $5.0 million. This decrease for the 39 weeks ended October 31, 1998 consists of (i.) decreased occupancy costs of $7.0 million from $41.1 million to $34.1 million for the 39 weeks ended November 1, 1997 and October 31, 1998, due to the closure of 204 stores, (ii.) offset by $0.1 million increase in buying and (iii.) a $1.8 million increase in merchandise handling costs. Merchandise handling costs, increased $1.8 million for the 39 weeks ended October 31, 1998 to $9.3 million from $7.5 million for the prior year's comparable period.

Selling, general and administrative expenses increased $3.5 million, or 4.9% to $75.0 million for the 39 weeks ended October 31, 1998 from $71.5 million for the 39 weeks ended November 1, 1997. Selling, general, and administrative expenses as a percentage of net sales increased 8.4% to 34.2% for the 39 weeks ended October 31, 1998 from 25.8% for the 39 weeks ended November 1, 1997.

Depreciation and amortization expense increased $5.1 million to $11.3 million for the 39 weeks ended October 31, 1998 from $6.2 million for the 39 weeks ended November 1, 1997. The increase was primarily due to (i.) a $0.4 million loss on the disposition of the Brooklyn Park, Minnesota distribution center, (ii.) a $1.7 million loss on disposal of old store leasehold improvements, written off when after the completion of 122 store refurbishings, (iii.) $0.4 loss on the disposal of leasehold improvements from the closure of stores during the third quarter 1998, (iv.) $0.3 million decrease in depreciation expense resulting from the disposal of fixed assets of 204 closed stores during 1997 and 1998, and (v.) and amortization expense of $3.1 million of

Excess Reorganization Value during the 39 weeks ended October 31, 1998 with none during the prior year's comparable period.

The Company incurred reorganization costs of $38.4 million for the 39 weeks ended November 1, 1997, relating to closing stores, which include lease rejection claims, disposing of fixed assets, severance payments and other costs associated with closing stores. No reorganization costs were incurred for the 39 weeks ended October 31, 1998. For the 39 weeks ended October 31, 1998 the Company incurred interest expense on the Senior Notes of $8.5 million. For the same period last year, while the Company operated under the protection of Chapter 11, interest payments were suspended on the old debt, resulting in no interest expense.

Loss from operations decreased $25.1 million to $(28.6) million for the 39 weeks ended October 31, 1998 from $(53.7) million for the 39 weeks ended November 1, 1997.

Further, as a result of restructuring the Company during 1996 and 1997, which included closing 320 stores, store operating expenses decreased $11.8 million from $109.9 million (39.6% as a percentage of net sales) to $98.1 million (44.7% as a percentage of net sales) for the 39 weeks ended November 1, 1997 and October 31, 1998, respectively. This includes a decrease in occupancy costs of $11.0 million from $54.7 million (33.4% as a percentage of net sales) to $43.7 million (37.7% as a percentage of net sales) for the same periods.

The Company incurred $11.9 million of net interest expense for the 39 weeks ended October 31, 1998 compared to $4.0 million for the same period last year. The Senior Notes accounted for $8.5 million of this expense for the period ended October 31, 1998 and no interest was charged for the same period last year as there was no debt outstanding. A tax benefit was not recorded during the 39 weeks ended October 31, 1998 and as such, loss before taxes, loss before extraordinary item and net loss is $40.5 million. An extraordinary gain of $131.9 million resulting from the discharge of debt in accordance with the Company's emergence from bankruptcy and the application of Fresh Start Accounting was recorded during the 39 weeks ended November 1, 1997. As a result, for the 39 weeks ended November 1, 1997 loss before extraordinary gain was $57.7 million and net income was $74.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the 39 weeks ended October 31, 1998 was $60.3 million compared to $32.8 million for the 39 weeks ended November 1, 1997. Cash was used in operations primarily to cover a net loss of $40.5 million during the 39 weeks ended October 31, 1998 (when reduced by $13.7 million of non-cash depreciation, amortization, loss on disposal of property and equipment and rent expense in excess of cash outlays, the cash impact is $26.8 million), an increase in inventory by $28.1 million and a reduction of accounts payable and accruals by $1.3 million. During the 39 weeks ended November 1, 1997, after the impact of non-cash (i.) reorganization costs of $20.2 million, (ii.) extraordinary gain of $131.9 million, (iii.) depreciation and amortization of $6.7 million, (iv.) loss on disposal of property and equipment of $4.9 million and (v.) $1.2 million in rent expense in excess of cash outlays, cash was used to cover a cash loss of $24.7 million. Additionally, cash was used to pay for an increase in inventory of $2.1 million and a decrease in accounts payable and accruals of $6.0 million.

Working capital as of October 31, 1998 was $20.7 million. Working capital as of November 1, 1997 was $41.7 million.

During the 39 weeks ended October 31, 1998 the Company invested $13.4 million to build-out the Company's new distribution center in Baltimore, Maryland and the Company's new corporate office in New York, continued its investment in the new accounting and merchandising computer system and remodeling of stores and store maintenance. During the 39 weeks ended November 1, 1997 the Company invested $1.4 million primarily in store maintenance.

On December 3, 1998, the Company was notified by BankBoston that the Company is in default under its fixed charge coverage ratio requirement contained in the Senior Credit Facility, which default entitles BankBoston to, among other things, accelerate the indebtedness outstanding thereunder and cause such indebtedness to become immediately due and payable. BankBoston has notified the Company, however, that (i.) it presently intends to continue to provide financing to the Company at reduced levels as described below, (ii.) that all borrowings under the Senior Credit Facility shall (including letter's of credit and bankers acceptances) be due and payable on demand, and (iii.) that any further accommodations to extend credit to the Company will be at BankBoston's sole discretion. Advance rates (based on a percentage of inventory after certain adjustments) and letter of credit of credit financing will be determined on the basis set forth below:

                                Applicable
                               Advance Rate    Trade L/C Sub-Limit
     12/1/98 through 12/7/98:      68.0%           $17,000,000
     12/8/98 through 12/14/98:     65.0%           $17,000,000
     12/15/98 through 12/21/98:    63.0%           $15,000,000
     12/22/98 through 12/28/98:    62.0%           $15,000,000
     12/29/98 thereafter           60.0%           $12,000,000

Management is currently seeking to address its liquidity requirements by actively pursuing a potential private offering of new debt and equity securities not registered under the Securities Act of 1933 (the "New Financing"), when if successful, could result in the Company realizing net cash proceeds of approximately $23 million by fiscal year-end 1998. The Consummation of such New Financing would be conditioned upon obtaining from the lenders under the Senior Credit Facility waivers of existing covenant defaults, an increase in advance rates from those described above and relaxed asset-coverage and other financial covenants contained therein. The proceeds of the New Financing would be used by the Company to reduce or repay amounts outstanding under the Senior Credit Facility. The securities to be sold in the New Financing may not be offered or sold in the United States absent a registration or an applicable exemption from the registration requirements. At the same time, among other things, the Company is implementing a cost-savings strategy and increasing its focus upon its private-label merchandise, which includes focusing on the sales of its private-label denims and exiting from its Levis-Strauss denim business. In that regard, the Company's license agreement with Levi-Strauss relating to its Levis-Strauss Outlet Stores has been terminated.

The combination of these factors raises substantial doubt about the Company's ability to continue as a going concern. Thus, management has been informed that their independent public accountants anticipate issuing a going concern opinion on the consolidated financial statements at January 30, 1999. Management plans to address this situation by (i.) obtaining a waiver from the lenders under the Senior Credit Facility of existing covenant defaults thereunder, (ii) with the consent of the lenders to the Senior Credit Facility, amending certain covenants and borrowing base advance rates under the Senior Credit Facility, (iii) raising capital through the issuance of additional debt during the fourth quarter 1998 and (iv.) implementing a cost savings strategy and explore restructuring its Senior Notes (hereinafter defined). If unable to improve its liquidity, implement a cost savings strategy and restructure its existing indebtedness, the Company will receive a going concern opinion for its financial statements in future periods.

On December 15, 1998, the Company and a third party ("Buyer") signed a letter of intent (" The Letter") stating the terms and conditions of the sale of the Company's Levi Outlet stores to the Buyer. The Letter states that the Buyer will purchase the assets (which include inventory, furniture and fixtures) and will assume the relevant 22 store leases but will assume no other liabilities. The Company expects to close the transaction with the Buyer during the first quarter of 1999. The Letter is subject to, among other conditions, the execution of a definitive purchase agreement. There can be no assurance that this sale will be consummated by the Company.

As of October 31, 1998, the Company had approximately $16.3 million of letters of credit and bankers' acceptances outstanding. Approximately $9.3 million remained available under the Senior Credit Facility.

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

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain sections of this Quarterly Report on Form 10-Q, including the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Wherever used, the words "expect," "plan," "anticipate," "believe," and similar expressions identify forward-looking statements.

Any such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. Some of these risks include, without limitation, ongoing competitive pressures in the retail industry, the sufficiency of the Company's working capital and cash flows from operating activities, the ability of the Company to obtain adequate merchandise supply, risks associated with challenging international retail environments, changes in the level of consumer spending or preferences in apparel, trade restrictions and political or financial instability in countries where the Company's goods are manufactured and/or disruption to operations from Year 2000 issues, and other factors that may be described in the Company's filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenues and profitability remain difficult to predict.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

COUNTY SEAT STORES, INC. AND SUBSIDIARY

                             PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS:

          None

ITEM 2.   CHANGES IN SECURITIES:

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          See Note 6 in Part 1

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          None

ITEM 5.   OTHER INFORMATION:

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits
               11.1  Statement regarding computation of loss per share
               27.1  Financial Data Schedule (for SEC use only)


          (b) No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1998.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, State of New York, on December 21, 1998.

                                   COUNTY SEAT STORES, INC.

                                   /s/ BRETT D. FORMAN
                                   ----------------------------------
                                   Brett Forman
                                   Executive Vice President, Director


                                   /s/ Allen Weiss
                                   ----------------------------------
                                   Allen Weiss
                                   Senior Vice President, Chief
                                    Financial Officer